Form 10QSB
period 1996-06-30
META SOFTWARE INC
filed 1996-08-13
CIK 724470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the transition period from _____ to _____

                         Commission File Number 0-27040

                              META-SOFTWARE, INC.
       (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                          94-2654873
    (State or other jurisdiction of       (Employer Identification No.)
     incorporation or organization)

             1300 White Oaks Road, Campbell, California 95008-6758
                    (Address of principal executive offices)

                                 (408) 369-5400
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]

There were 10,161,059 shares of the issuer's Common Stock outstanding as of June 30, 1996.

Transitional small business disclosure format:
(check one):  YES [ ]      NO [X]

                              META-SOFTWARE, INC.

                                     INDEX

PART I.                      FINANCIAL INFORMATION                      PAGE NO.

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995                          3
              Consolidated Statements of Income
               Three and six months ended June 30, 1996 and 1995            4

              Consolidated Statements of Cash Flows
               Six months ended June 30, 1996 and 1995                      5

              Notes to Consolidated Financial Statements                    6

Item 2.       Management's Discussion and Analysis
              or Plan of Operation                                        7-9

PART II.      OTHER INFORMATION                                            10

Item 1.       Legal Proceedings                                            10
Item 4.       Submission of Matters to a Vote of Security Holders          11
Item 6.       Exhibits and Reports on Form 8-K                             11

              Signatures                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              META-SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                   June 30,    December 31,
                                                     1996          1995
                                                   ---------   ------------
                   Assets
                   ------
Current assets:
 Cash and cash equivalents........................  $ 3,891         $25,720
 Short term investments...........................   20,497               -
 Accounts receivable, net.........................    5,590           4,981
 Deferred income taxes............................    1,103           1,103
 Prepaid income taxes.............................    2,934               -
 Prepaid expenses and other assets................      554             328
                                                    -------         -------

    Total current assets..........................   34,569          32,132

Property and equipment, net.......................    2,351           1,679
Other assets......................................      193              84
Deferred income taxes.............................    1,200           1,200
                                                    -------         -------

                                                    $38,313         $35,095
                                                    =======         =======

     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable.................................  $   258         $   152
 Accrued liabilities..............................    2,648           3,764
 Current portion technology acquisition payable...      586             876
 Deferred revenue.................................    4,110           3,598
 Shareholder distributions payable................        -           1,800
                                                    -------         -------

    Total current liabilities.....................    7,602          10,190

Other non-current liabilities.....................      191             156
Long-term portion technology acquisition payable..      903           1,424

Commitments and contingencies

Shareholders equity:
 Common stock, no par value;  50,000 shares
 authorized, 10,164 and 9,800 shares issued and
 outstanding, respectively........................   25,832          22,200
 Unrealized gain (loss) on investments............      (22)              -
 Retained earnings................................    3,807           1,125
                                                    -------         -------
                                                     29,617          23,325
                                                    -------         -------
                                                    $38,313         $35,095
                                                    =======         =======

        See accompanying notes to the consolidated financial statements.

                              META-SOFTWARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)
                     (in thousands, except per share data)

                                        Three months ended           Six months ended
                                             June 30,                    June 30,
                                          1996      1995              1996      1995
                                        --------   -------           ----------------
Net Revenue:
 Product license.....................   $ 4,926    $4,510            $ 9,970   $ 7,413
 Maintenance and service.............     2,670     1,870              4,919     3,448
                                        -------    ------            -------   -------
    Net revenue......................     7,596     6,380             14,889    10,861

Cost of revenue:
  Product license....................       239       255                590       434
  Maintenance and service............       542       462              1,113       906
                                        -------    ------            -------   -------

    Total cost of revenue............       781       717              1,703     1,340
                                        -------    ------            -------   -------

    Gross margin.....................     6,815     5,663             13,186     9,521

Operating expenses:
 Research and development............     1,362     1,530              2,887     2,798
 Sales and marketing.................     2,633     2,314              5,110     3,708
 General and administrative..........       773       568              1,395     1,041
                                        -------    ------            -------   -------

    Total operating expenses.........     4,768     4,412              9,392     7,547
                                         -------    ------            -------   -------

Operating income.....................     2,047     1,251              3,794     1,974
Other income, net....................       220        54                366       109
                                        -------    ------            -------   -------

Income before taxes..................     2,267     1,305              4,160     2,083
Income taxes.........................       817        95              1,478       186
                                        -------    ------            -------   -------
Net income...........................   $ 1,450    $1,210            $ 2,682   $ 1,897
                                        =======    ======            =======   =======

Net income per share.................   $  0.14                      $  0.25
                                        =======                      =======

Shares used in computation of
 net income per share................    10,654                       10,622
                                        =======                      =======

Pro forma net income and per share
 data (unaudited):
 Income before taxes, as reported....              $1,305                      $ 2,083
 Pro forma income taxes..............                 470                          750
                                                   ------                      -------
 Pro forma net income................              $  835                      $ 1,333
                                                   ======                      =======
 Pro forma net income per share......              $ 0.09                      $  0.14
                                                   ======                      =======
 Shares used in computation of pro
  forma net income per share.........               9,792                        9,792
                                                   ======                      =======

       See accompanying notes to the consolidated financial statements.

                              META-SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)
                                 (in thousands)

                                                                                Six months ended
                                                                                     June 30,
                                                                                  1996        1995
                                                                                --------     ------
Cash flows from operating activities:
 Net income.................................................................... $  2,682    $ 1,897

 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization................................................      386        367
  Stock compensation expense...................................................       32          -
  Compensation expense (benefit) attributable to stock appreciation rights.....      (43)       435
  Provision for doubtful accounts..............................................       16         38
  Deferred rent................................................................       78          -
  Changes in operating assets and liabilities:
   Accounts receivable.........................................................     (625)      (282)
   Prepaid expenses and other assets...........................................     (335)        81
   Prepaid income taxes........................................................     (734)         -
   Accounts payable............................................................      106         44
   Accrued liabilities.........................................................     (535)        30
   Technology acquisition payable..............................................     (811)         -
   Deferred revenue............................................................      469        545
                                                                                --------    -------
  Net cash provided by (used in) operating activities..........................      686      3,155

Cash flows used in investing activities:
 Purchase of property and equipment............................................   (1,058)      (559)
 Purchase of short term investments............................................  (35,895)         -
 Proceeds from sale of short term investments..................................   15,376          -
                                                                                --------    -------
  Net cash used in investing activities........................................  (21,577)      (559)

Cash flows provided by (used in) financing activities:
 Distribution to shareholders..................................................   (1,754)      (827)
 Proceeds from stock options exercised.........................................      816          -
                                                                                --------    -------
  Net cash provided by (used in) financing activities..........................     (938)      (827)

Net increase (decrease) in cash and cash equivalents...........................  (21,829)     1,769
Cash and cash equivalents at beginning of period...............................   25,720      3,811
                                                                                --------    -------
Cash and cash equivalents at end of period..................................... $  3,891    $ 5,580
                                                                                ========    =======

Supplemental disclosures of cash flow information:
 Cash paid during the period:
  Income taxes................................................................. $  2,545    $   227
                                                                                ========    =======
  Interest..................................................................... $     68    $     -
                                                                                ========    =======
 Noncash financing activities:
  Vested stock appreciation rights liability converted to capital
   upon exercise of stock options.............................................. $    538    $     -
                                                                                ========    =======
  Income tax benefit from exercise of non qualified stock options.............. $  2,200    $     -
                                                                                ========    =======

        See accompanying notes to the consolidated financial statements.

                              META-SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for the full year. Certain reclassifications have been made for consistent presentation.

2.  PRO FORMA INFORMATION

Prior to the Company's initial public offering, the Company was treated as an S corporation for federal and state income tax purposes. Accordingly, income taxes on corporate earnings were paid by the shareholders. The S corporation status was terminated October 31, 1995, just prior to the initial public offering, and the Company is now treated as a C corporation. Income taxes on corporate earnings are now paid by the Company. The unaudited pro forma amounts included in the accompanying statement of income for the three month and six month periods ended June 30, 1995 reflect an unaudited pro forma adjustment for income taxes as if the Company had been a C corporation, fully subject to federal and state income taxes.

3.  PRO FORMA NET INCOME PER SHARE

Pro forma net income per share is computed using pro forma net income (as described in note 2) and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from the stock options outstanding (using the treasury stock method). In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. In addition, the pro forma calculation includes 882,000 shares deemed to be outstanding representing the number of shares at the anticipated initial public offering price sufficient to fund the final S corporation distribution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for historical information contained herein, the following is a forward-looking statement that is subject to certain risks and uncertainties. These risks and uncertainties include the Company's reliance on HSPICE for a substantial portion of its revenue, its dependence on new products for revenue growth, challenges associated with bringing such new products to market, and substantial competition in the Electronic Design Automation industry, as well as other risks and uncertainties described herein, in the Company's Annual Report on Form 10-KSB, and in "Risk Factors" in the Company's Prospectus dated November 7, 1995.

RESULTS OF OPERATIONS

Net revenue for the quarter ended June 30, 1996 was $7.6 million which represented a $1.2 million, or 19% increase over the second quarter of 1995. Product license revenues increased $416,000, or 9%. Maintenance and service revenues increased $800,000, or 43%, which was attributed to an increase in the installed base of the Company's customers, and an increase in demand for lab services. For the six months ended June 30, 1996, net revenue increased by $4.0 million, or 37%, to $14.9 million from $10.9 million for the first six months of 1995. Product license revenue, primarily for the HSPICE product, increased $2.6 million, or 34% in the first six months of 1996 over the first six months of 1995. Maintenance and service revenue increased $1.5 million or 43%, which was also attributed to an increase in the installed base of the Company's customers, and an increase in demand for lab services.

Gross margin for the quarter ended June 30, 1996 increased $1.2 million, or 20%, to $6.8 million from $5.7 million in the second quarter of 1995. The growth in the gross margin was a direct result of the quarterly revenue growth. Gross margin as a percentage of net revenue was 89.7% in the second quarter of 1996, as compared to 88.8% in the second quarter of 1995. The growth in the gross margin percentage was attributable to lower media and supply costs. As a result of revenue growth, the gross margin increased $3.7 million, or 38%, to $13.2 million from $9.5 million in the first six months of 1995. As a percentage of net revenue, the gross margin was 88.6%, up from 87.7% for the first six months of 1995. The gross margin percentage growth was a function of service costs which, as a percentage of revenue, were lower in the first six months of 1996 compared to the first six months of 1995. Service costs are principally comprised of labor cost related to headcount which has been controlled in the first half of 1996.

Operating expenses were $4.8 million for the second quarter of 1996, which represented an increase of 8% over operating expenses of $4.4 million for the second quarter of 1995. Increased salary expense in the sales and marketing and general and administrative divisions related to higher headcount were primarily responsible for the expense growth over the same quarter last year. These increases were partially offset by the compensation expense related to the 1992 Stock Option Plan in the second quarter of 1995, which was not incurred in 1996. Operating expenses for the first six months of 1996 increased by $1.8 million, or 24%, to $9.4 million from $7.5 million in the first six months of 1995. Increased headcount in the sales and marketing and general and administrative divisions, as well as higher administrative costs associated with being a public company, accounted for the increase in expenses in the first half of 1996 over the first half of 1995. The rate of increase in operating expenses from the second quarter of 1995 to the second quarter of 1996 and from the first six months of 1995 to the first six months of 1996 is less than the rate of revenue growth, indicating improved operating efficiencies and expense control.

Operating income in the second quarter of 1996 grew to $2.0 million from $1.3 million in the second quarter of 1995, or by 64%. As a percentage of revenue, operating income increased to 27% from 20% in the second quarter of 1995. For the six months ended June 30, 1996, operating income was $3.8 million or 25% of net revenue, as compared to $2.0 million or 18% for the same period last year. Both the growth in operating income and the increase in operating income as a percentage of revenue was attributable to revenue growth and control of operating expenses.

Other income, net, which includes interest income and interest expense, grew to $220,000 in the second quarter of 1996 from $54,000 in the second quarter of 1995, or by 307%. For the six months ended June 30, 1996, other income, net, grew to $366,000 from $109,000 for the same period in 1995, or by 236%. Both the quarter-to-quarter and first six months-to-first six months other income growth resulted from investment income attributable to the higher cash balances associated with the proceeds received from the Company's initial public offering of Common Stock in November 1995.

Income taxes are not comparable between the second quarter of 1996 and the second quarter of 1995, or the first six months of 1996 and the first six months of 1995. In the first six months of 1995, the Company was a Subchapter S Corporation and during the first six months of 1996 the Company was a C Corporation. Income taxes for the first six months of 1995 were 8.9% of income before taxes, which represented state and foreign taxes, the federal tax liability being borne by the shareholders. Income taxes for the first six months of 1996 were 35.5% of income before taxes, reflecting the fully taxed status of a C Corporation.

Net income increased 74% to $1.5 million in the second quarter of 1996 from pro forma net income of $835,000 in the second quarter in 1995, which was calculated to reflect the Company's conversion from a Subchapter S Corporation to a C Corporation. Net income for the first six months of 1996 grew by $1.3 million, or 101%, to $2.7 million, from pro forma net income of $1.3 million for the first six months of 1995, which was calculated to reflect the Company's conversion from a Subchapter S Corporation to a C Corporation. The pro forma tax rate for both the first quarter of 1995 and the first six months of 1995 was 36.0%, as compared to a tax rate of 36.0% for the second quarter of 1996 and 35.5% for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1980 through its initial public offering of Common Stock in November 1995, the Company financed its activities through internally generated cash flow. In November 1995, the Company completed its initial public offering of 2,300,000 shares of Common Stock. The cash proceeds from the initial public offering, net of expenses, were approximately $24.7 million. At December 31, 1995, the Company had $25.7 million in cash and cash equivalents. Cash and cash equivalents decreased to $3.9 million at June 30, 1996 primarily from the purchase of $20.5 million in short term investments and the final distribution of $1.8 million to Subchapter S Corporation shareholders. In total, cash and cash equivalents and short term investments decreased by $1.3 million from December 31, 1995 to $24.4 million at June 30, 1996. Net cash used in operations for the first six months of 1996 was $216,000. Cash used in investing activities, other than that invested in short term investments, was related to the purchase of leasehold improvements, fixed assets, primarily computers, software and office furnishings. Cash used in financing activities related to the final $1.8 million distribution to shareholders, partially offset by the proceeds from the exercise of stock options by employees.

The Company had a line of credit secured by eligible accounts receivable which expired on June 30, 1996 and will not be renewed. There were no borrowings against the line of credit during its effective period.

It is the Company's opinion that existing cash and the cash generated by operations will satisfy the Company's working capital requirements through 1996.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In March 1993, the Company filed a complaint in Santa Clara Superior Court against Silvaco Data Systems, Inc. and related parties (collectively, Silvaco) seeking monetary damages and injunctive relief. The Company's complaint alleged, among other things, that Silvaco breached its representative agreement with the Company by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In addition, the complaint alleged that Silvaco defrauded the Company. The Company was awarded $529,828 under Santa Clara County Superior Court's judicial arbitration program in August 1995. Both parties have rejected the award and requested a trial do novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against the Company alleging, among other things, that the Company owes Silvaco royalties and license fees pursuant to a DLL 2000 product development and marketing program, and unpaid commissions related to Silvaco's sale of the Company's products and services under the distributorship agreement. The Company duly filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, the President, CEO, and major shareholder of the Company, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition, and abuse of process by acts or statements made by the Company or its agents.. The Company has duly filed an answer to the first amended cross-complaint denying the allegations contained therein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Meta-Software, Inc. was held at the principal offices of the Company at 1300 White Oaks Road, Campbell, California 95008-6758, U.S.A. on May 23, 1996.

     Out of 9,842,626 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 5,962,012 shares.

     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:


         NOMINEE                        IN FAVOR       WITHHELD
         -------                        --------       --------
     Shawn M. Hailey                    5,958,082        3,930
     Kim L. Hailey                      5,958,082        3,930
     Joshua Pickus                      5,958,082        3,930
     A. E. Ross                         5,958,082        3,930

     The results of voting on the following item was a set forth below:

(a) Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996:

      IN FAVOR      AGAINST         ABSTAINED
      --------      -------         ---------

     5,950,932        530             500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            EXHIBIT NUMBERS          DESCRIPTION
            ---------------          -----------
    a.            11           Computation of Net Income
                               Per Share and Pro Forma Net
                               Income Per Share
                  27           Financial Data Schedule


    b. No reports on Form 8-K were filed by the Company during the period covered by this Report on Form 10-QSB.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   META-SOFTWARE, INC.


DATED: AUGUST 7, 1996              BY: /S/ SHAWN M. HAILEY
                                       --------------------------------
                                       SHAWN M. HAILEY, CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE
                                       OFFICER)


DATED: AUGUST 7, 1996              BY: /S/ WILLIAM C. SMITH
                                       ---------------------------------
                                       WILLIAM C. SMITH, CHIEF FINANCIAL
                                       OFFICER (PRINCIPAL FINANCIAL &
                                       ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER                         DESCRIPTION
- - - ------                         -----------
11                             Computation of Net Income
                               Per Share and Pro Forma Net
                               Income Per Share

27                             Financial Data Schedule